Form 10-K
period 2000-12-31
WORLD OMNI AUTO RECEIVABLES LLC
filed 2001-04-02
CIK 1083199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

(X )ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000.

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-35542
                         ------------------------------


                         World Omni Auto Receivables LLC
           (Exact name of registrant as specified in its charter)


            Delaware                                   Non-applicable
            -------                                      ----------
  (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                  190 NW 12TH Avenue, Deerfield Beach, FL 33442
                ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  (954)429-2200
                                  -------------
                         (Registrant's telephone number,
                              including area code)

      Securities registered pursuant to Section 12(g) of the Act:

 Series 2000-A, 6.69362% Asset-Backed Notes, Class A-1
 Series 2000-A, 7.05% Asset-Backed Notes, Class A-2
 Series 2000-A, 7.13% Asset-Backed Notes, Class A-3
 Series 2000-A, 7.20% Asset-Backed Notes, Class A-4
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of December 31, 2000, the aggregate market value of the Class A-1, Class A-2, Class A-3 and Class A-4 Notes was $618,881,846.57.


                       Documents incorporated by reference

                                      None.

                    World Omni Auto Receivables Trust 2000-A

                                     PART I

ITEM 2.  PROPERTIES

     The World  Omni  Auto  Receivables  Trust  2000-A  Class  A-1  6.69362%
Asset-Backed Notes, Class A-2 7.05% Asset-Backed Notes, Class A-3 7.13% Asset-Backed Notes, and Class A-4 7.20% Asset-Backed Notes (collectively, the "Notes") were issued by the World Omni Auto Receivables Trust 2000-1 (the "Trust"), a Delaware business trust created pursuant to a Trust Agreement between World Omni Auto Receivables LLC, a Delaware limited liability company, The Bank of New York, as owner trustee, and The Bank of New York (Delaware), as Delaware trustee, pursuant to an Indenture between the Trust and The Chase Manhattan Bank, as indenture trustee. World Omni Auto Receivables LLC owns the equity in the Trust, which is represented by a certificate (the "Certificate"). The certificate represents the remainder interest in the Trust not represented by the Notes.

         As of December 31, 2000, the outstanding principal balance of the Class A-1 6.69362% Asset-Backed Notes was $11,789,846.57, the outstanding principal balance of the Class A-2 7.05% Asset-Backed Notes was $321,019,000, the outstanding principal balance of the Class A-3 7.13% Asset-Backed Notes was $168,637,000, and the outstanding principal balance of the Class A-4 7.20% Asset-Backed Notes was $117,436,000. The Notes are secured by the assets of the Trust.

         The assets of the Trust consist primarily of a pool of fixed rate motor vehicle retail installment contracts secured by new and used automobiles and light-duty trucks originated by World Omni Financial Corp. On July 19, 2000, the pool of receivables was sold by World Omni Financial Corp. to World Omni Auto Receivables LLC and then was transferred by World Omni Auto Receivables LLC to the Trust. The Trust has granted a security interest in the receivables and other property of the Trust to the trustee under the Indenture for the notes for the benefit of the noteholders. The trust property also includes:

- -   the right to receive payments under the receivables after the cutoff date;

- -   security interests in the financed vehicles;

- -   the  rights of World  Omni  Auto  Receivables  LLC in  certain circumstances to receive any proceeds with respect to the receivables from claims on physical damage and certain other insurance policies covering the financed vehicles or the obligors;

- -   the reserve account; and

- -   any and all proceeds of the foregoing.


     A summary of contracts and vehicles allocated to Assets and delinquency information follows (unaudited):



                                        Units              Book Balance
                                                           ($ in 000's)
Contracts outstanding,
  May 31, 2000                          62,718              812,707,273.18
Prepayments                              4,632             $144,017,900.92
Charge-Offs                                228             $  3,076,252.51
Contracts outstanding,
  11/30/00                              57,858             $665,613,119.75

Delinquent contracts as of November 30, 2000:

                                        Units              ($in 000's)
31-60 days                              686                $  8,518,468.98
61-90 days                               77                $    966,995.44
91 days +                                33                $    398,799.88
                                        -------              -------
  TOTAL                                 796                $  9,884,264.30

     Losses on repossessions for the period ending November 30, 2000 were $1,662,090.47 on 228 charge-offs.


ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 2000, there were no material legal proceedings in respect to the Trust or to the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the holders of the Class A Notes has been solicited.

                                     Part II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Depository Trust Company is registered holder of all Class A Notes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III
                                    --------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

Beneficial owners of more than 5% of the Class A-1 Notes at December 31, 2000:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class
PAID OFF

Beneficial owners of more than 5% of the Class A-2 Notes at December 31, 2000:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class
Class A-2                         State Street Bank and Trust      77,500,000          24.14%
                                        Company
                                  1776 Heritage Drive
                                  North Quincy, MA  02171

Class A-2                         Boston Safe Deposit and Trust    65,250,000          20.33%
                                        Company
                                  c/o Mellon Bank N.A.
                                  Pittsburgh, PA  15259

Class A-2                         Investors Bank & Trust Company   40,250,000          12.54%
                                  200 Clarendon Street, 13th FL
                                  Coporate Actions Unit/TOP57
                                  Boston, MA  02116

Class A-2                         The Bank of New York             36,600,000          11.40%
                                  925 Patterson Plank Road
                                  Secaucus, NJ  07094

Class A-2                         Chase Manhattan Bank             36,350,000          11.29%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

Class A-2                         Brown Brothers Harriman & Co     17,250,000           5.37%
                                  63 Wall Street, 8th Floor
                                  New York, NY  10005

Beneficial owners of more than 5% of the Class A-3 Notes at December 31, 2000:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class
Class A-3                         Boston Safe Deposit and Trust    31,445,000          18.65%
                                        Company
                                  c/o Mellon Bank N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA  15259

Class A-3                         The Bank of New York             30,950,000          18.35%
                                  925 Patterson Plank Road
                                  Secaucus, NJ  07094

Class A-3                         HSBC Bank USA/Republic           24,000,000          14.23%
                                        Investment Account
                                  452 5th Avenue
                                  14th Floor
                                  New York, NY  11717

Class A-3                         Chase Manhattan Bank             21,055,000          12.49%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

Class A-3                         Bankers Trust Company            11,700,000           6.94%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211

Class A-3                         SSB - Trust Custody              10,400,000           6.17%
                                  225 Franklin Street
                                  Boston, MA  02110

Class A-3                         Wells Fargo Bank Minnesota,       9,000,000           5.34%
                                        N.A.
                                  733 Marquette Avenue
                                  N9306-051
                                  Minneapolis, MN  55479

Beneficial owners of more than 5% of the Class A-4 Notes at December 31, 2000:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class
Class A-4                         Merrill Lynch, Pierce Fenner &   69,436,000          59.13%
                                        Smith
                                  4 Corporate Place
                                  Piscataway, NJ  08854

Class A-4                         Bankers Trust Company             19,800,000         16.86%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211

Class A-4                         SSB - Trust Custody               18,800,000         16.01%
                                  225 Franklin Street, M4
                                  Boston, MA  02110

Class A-4                         The Bank of New York               6,900,000          5.88%
                                  925 Patterson Plank Road
                                  Secaucus, NJ  07094

**Source: The Depository Trust Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions of the type described in S-K item 404(a)(3) between the Trust and any 5% beneficial owner of the Class A Notes.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

         (1)      Annual Officer's Certificate
         (2)      Annual Accountants' Report*
         (3)      Summary of Monthly Reports

- --------------------
* The Accountants' Report relates to compliance with the requirements of the Servicing Agreement. It is not being filed because the distribution of such Report is restricted to the parties to the Servicing Agreement. Per Statement on Auditing Standards AU 623.20 the restriction arises because the matters on which the accountant is reporting are set forth in a document that is not available to other persons. A copy of the Report will be provided to the Securities and Exchange Commission upon request, at which time the Registrant will request confidential treatment of the Report. The limited distribution of this type of Report was discussed at a SEC Regulations Committee meeting on March 7, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         World Omni Auto Receivables LLC
          -------------------------------------------------------
                                  (Registrant)

                                      BY:  World Omni Financial Corp.,
                                                  as Servicer


Date:     April 2, 2001               BY:  /s/Alan J. Browdy
          -----------------             -----------------------------------
                                        Alan J. Browdy
                                        Vice President, Finance
                                        World Omni Financial Corp.

                                        (Duly Authorized Officer of the Servicer on behalf of the Trust)

                                  EXHIBIT INDEX

                  Exhibit                                            Page No.

(1)      Annual Officer's Certificate                                   1

(2)      Annual Accountants' Report (not being filed)

(3)      Summary of Monthly Reports                                     2
