Form 10-K
period 2001-12-31
WORLD OMNI AUTO RECEIVABLES LLC
filed 2002-04-02
CIK 1083199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  (X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             333-35542 and 333-69732
                            (Commission File Number)

                         World Omni Auto Receivables LLC
(Exact name of registrant and grantor of the Trusts as specified in its charter)

                    World Omni Auto Receivables Trust 2000-A
                    World Omni Auto Receivables Trust 2001-A
                    World Omni Auto Receivables Trust 2001-B
                     (Issuer with respect to the Securities)

                                    Delaware
         (State or incorporation or other jurisdiction of organization)

                                   52-2184798
              (Registrant's I.R.S. Employer or Identification No.)

                               190 NW 12th Avenue
                            Deerfield Beach, FL 33442
   (Address of principal executive offices of Registrant, including Zip Code)

       Registrant's telephone number, including area code: (954) 429-2200


Securities registered pursuant to Section 12 (b) Section 12(g) of the Act:

                                      None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         As of December 31, 2001, World Omni Financial Corp. owned all of the equity interests in the registrant and the issuers.

                       Documents incorporated by reference

                                      None.

                         World Omni Auto Receivables LLC
ITEM 2.  PROPERTIES

         The World Omni Auto Receivables Trust 2000-A Class A-1 6.69362% Asset-Backed Notes, Class A-2 7.05% Asset-Backed Notes, Class A-3 7.13% Asset-Backed Notes, and Class A-4 7.20% Asset-Backed Notes (the "Series 2000-A Notes") were issued by the World Omni Auto Receivables Trust 2000-A (the "Series 2000-A Trust"), a Delaware business trust created pursuant to a Trust Agreement among World Omni Auto Receivables LLC, a Delaware limited liability company ("WOAR LLC"), The Bank of New York, as owner trustee, and The Bank of New York (Delaware), as Delaware trustee, pursuant to an Indenture between the Series 2000-A Trust and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as indenture trustee (the "Series 2000-A Indenture"). The equity in the Series 2000-A Trust is represented by a certificate (the "Series 2000-A Certificate"). The Series 2000-A Certificate represents the remainder interest in the Series 2000-A Trust not represented by the Series 2000-A Notes. The Series 2000-A Certificate is held by World Omni Auto Receivables Placement Trust 2001-1 (the "Series 2001-1 Trust"), a Delaware business trust created pursuant to a Deposit Trust Agreement among WOAR LLC, The Bank of New York, as owner trustee, and The Bank of New York (Delaware), as Delaware trustee. The Series 2001-1 Trust has issued the 5.58% World Omni Auto Receivables Placement Trust 2001-1 Class A Notes (the "Series 2001-1 Notes"). The equity interest in the Series 2001-1 Trust, the remainder interest in the Series 2001-1 Trust not represented by the Series 2001-1 Notes, is owned by WOAR LLC.

         The World Omni Auto Receivables Trust 2001-A Class A-1 5.33% Asset-Backed Notes, Class A-2 5.13% Asset-Backed Notes, Class A-3 5.30% Asset-Backed Notes, Class A-4 5.51% Asset-Backed Notes and the Class B 5.78% Asset-Backed Notes (the "Series 2001-A Notes") were issued by the World Omni Auto Receivables Trust 2001-A (the "Series 2001-A Trust"), a Delaware business trust created pursuant to a Trust Agreement among WOAR LLC, The Bank of New York, as owner trustee, and The Bank of New York(Delaware), as Delaware trustee, pursuant to an Indenture between the Series 2001-A Trust and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as indenture trustee (the "Series 2001-A Indenture"). World Omni Auto Receivables LLC owns the equity in the 2001-A Trust, which is represented by a certificate (the "Series 2001-A Certificate"). The Series 2001-A Certificate represents the remainder interest in the Series 2001-A Trust not represented by the Series 2001-A Notes.

         The World Omni Auto Receivables Trust 2001-B Class A-1 1.97125% Asset-Backed Notes, Class A-2 2.80% Asset-Backed Notes, Class A-3 3.79% Asset-Backed Notes, Class A-4 4.49% Asset-Backed Notes, and Class B 4.14% Asset-Backed Notes (the "Series 2001-B Notes") were issued by the World Omni Auto Receivables Trust 2001-B (the "Series 2001-B Trust"), a Delaware business trust created pursuant to a Trust Agreement among WOAR LLC, The Bank of New York, as owner trustee, and The Bank of New York (Delaware), as Delaware trustee, pursuant to an Indenture between the Trust and JPMorgan Chase Bank, as indenture trustee (the "Indenture"). World Omni Auto Receivables LLC owns the equity in the Trust, which is represented by a certificate (the "Series 2001-B Certificate"). The Series 2001-B Certificate represents the remainder interest in the Series 2001-B Trust not represented by the Series 2001-B Notes.

         As of December 31, 2001, the outstanding principal balance of the Series 2000-A, Class A-1 6.69362% Asset-Backed Notes was $0.00, the outstanding principal balance of the Series 2000-A, Class A-2 7.05% Asset-Backed Notes was $34,557,141, the outstanding principal balance of the Series 2000-A, Class A-3 7.13% Asset-Backed Notes was $168,637,000, and the outstanding principal balance of the Series 2000-A, Class A-4 7.20% Asset-Backed Notes was $117,436,000. The Series 2000-A Notes are secured by the assets of the 2000-A Trust.

         As of December 31, 2001, the outstanding principal balance of the Series 2001-A, Class A-1 5.33% Asset-Backed Notes was $0.00, the outstanding principal balance of the Series 2001-A, Class A-2 5.13% Asset-Backed Notes was $96,230,699, the outstanding principal balance of the Series 2001-A, Class
A-3 5.30% Asset-Backed Notes was $185,000,000, the outstanding principal balance of the Series 2001-A, Class A-4 5.51% Asset-Backed Notes was $143,541,000, and the outstanding principal balance of the Series 2001-A, Class B 5.78% Asset-Backed Notes was $28,076,594. The Series 2001-A Notes are secured by the assets of the 2001-A Trust.

         As of December 31, 2001, the outstanding principal balance of the Series 2001-1, Class A 5.58% Asset-Backed Notes was $44,862,000. The Series 2001-1 Notes are secured by the assets of the Series 2001-1 Trust.

         As of December 31, 2001, the outstanding principal balance of the Series 2001-B, Class A-1 1.97125% Asset-Backed Notes was $125,161,112, the outstanding principal balance of the Series 2001-B, Class A-2 2.80% Asset-Backed Notes was $225,000,000, the outstanding principal balance of the Series 2001-B, Class A-3 3.79% Asset-Backed Notes was $203,000,000, the outstanding principal balance of the Series 2001-B, Class A-4 4.49% Asset-Backed Notes was $174,875,000, and the outstanding principal balance of the Series 2001-B, Class B 4.14% Asset-Backed Notes was $48,900,000. The Series 2001-B Notes are secured by the assets of the Series 2001-B Trust.

         The assets of the each of the 2000-A Trust, the 2001-A Trust and the 2001-B Trust consist primarily of a respective pool of fixed rate motor vehicle retail installment contracts secured by new and used automobiles and light-duty trucks originated by World Omni Financial Corp. On July 19, 2000, a pool of receivables was sold by World Omni Financial Corp. to WOAR LLC and then was transferred by WOAR LLC to the Series 2000-A Trust. The Series 2000-A Trust has granted a security interest in the receivables and other property of the Series 2000-A Trust to the trustee under the Series 2000-A Indenture for the Series 2000-A Notes for the benefit of the noteholders. On December 13, 2000, a pool of receivables was sold by World Omni Financial Corp. to WOAR LLC and then was transferred by WOAR LLC to the Series 2001-A Trust. The Series 2001-A Trust has granted a security interest in the receivables and other property of the Series 2001-A Trust to the trustee under the Series 2001-A Indenture for the Series 2001-A Notes for the benefit of the noteholders. On November 30, 2001, the pool of receivables was sold by World Omni Financial Corp. to WOAR LLC and then was transferred by WOAR LLC to the Trust. The Trust has granted a security interest in the receivables and other property of the Trust to the trustee under the Indenture for the Notes for the benefit of the noteholders.

         Each of the respective property of the Series 2000-A Trust, the Series 2001-A Trust and the Series 2001-B Trust also includes:

o the right to receive payments under the receivables after the cutoff date;

o        security interests in the financed vehicles;

o the rights of WOAR LLC in certain circumstances to receive any proceeds with respect to the receivables from claims on physical damage and certain other insurance policies covering the financed vehicles or the obligors;

o        the reserve account; and

o        any and all proceeds of the foregoing.

         The primary asset of the Series 2001-1 Trust is the Series 2000-A Certificate.

         As of December 31, 2001, the aggregate receivables principal balance of the Series 2000-A Trust was $367,361,414.

         As of December 31, 2001, the aggregate receivables principal balance of the Series 2001-A Trust was $468,060,251.

         As of December 31, 2001, the aggregate receivables principal balance of the Series 2001-B Trust was $791,670,665.

         For additional information regarding the assets of each of the Series 2000-A Trust, the Series 2001-A Trust and the Series 2001-B Trust as of December 31, 2001, and for the year then ended, see Exhibit 3.

ITEM 3. LEGAL PROCEEDINGS

         As of December 31, 2001, there were no material legal proceedings in respect to the Series 2000-A Trust, the Series 2001-A Trust, the Series 2001-B Trust or to the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the holders of each of the Series 2000-A Certificates, the Series 2001-A Class A Certificates, or the Series 2001-B Certificates has been solicited.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                 Not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         World Omni Financial Corp. holds 100% of the beneficial interest in each of the Series 2000-A Certificate, the Series 2001-A Certificate, the Series 2001-B Certificate and WOAR LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 8, 2001, WOAR LLC transferred the Series 2000-A Certificate to the Series 2001-1 Trust in exchange for the Series 2001-1 Notes, which it sold in a transaction not requiring registration under the Securities Act, and the Series 2000-A Certificate.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

(1) Underwriting Agreement, dated as of July 13, 2000, among World Omni Financial Corp., WOAR LLC and First Union Securities, Inc., relating to the Series 2000-A Trust. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on September 12, 2000.
(2) Sale and Servicing Agreement, dated as of June 1, 2000, among WOAR LLC, the Series 2000-A Trust, and World Omni Financial Corp., as servicer, relating to the Series 2000-A Trust. Incorporated by reference as filed on Exhibit
     4.1 to the Registrant's 8-K filed on September 12, 2000.
(3) Indenture, dated as of June 1, 2000, between the Series 2000-A Trust and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as indenture trustee, relating to the Series 2000-A Trust. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on September 12, 2000.
(4) Trust Agreement, dated as of July 17, 2000, among WOAR LLC, The Bank of New York, as owner trustee, and The Bank of New York (Delaware), as Delaware trustee, relating to the Series 2000-A Trust. Incorporated by referenced as filed on Exhibit 4.1 to the Registrant's Pre-Effective Amendment No. 1 to Form S-3 Registration Statement filed on May 24, 2000
(5) Underwriting Agreement, dated as of February 1, 2001, among World Omni Financial Corp., WOAR LLC and Credit Suisse First Boston Corporation, relating to the Series 2001-A Trust. Incorporated by reference as filed on
     Exhibit 1.1 to the Registrant's 8-K filed on February 22, 2001.
(6) Sale and Servicing Agreement, dated as of February 13, 2001, among the Series 2001-A Trust, WOAR LLC, and World Omni Financial Corp., as servicer, relating to the Series 2001-A Trust. Incorporated by reference as filed on
     Exhibit 4.1 to the Registrant's 8-K filed on February 22, 2001.
(7) Indenture, dated as of February 13, 2001, among the Series 2001-A Trust and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as indenture trustee, relating to the Series 2001-A Trust. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on February 22, 2001.
(8) Trust Agreement, dated as of February 13, 2001, among WOAR LLC, The Bank of New York, as owner trustee, and The Bank of New York (Delaware), as Delaware trustee, relating to the Series 2001-A Trust. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on February 22, 2001.
(9) Receivables Purchase Agreement, dated as of February 13, 2001, among World Omni Financial Corp., as seller, and WOAR LLC, as purchaser, relating to the Series 2001-A Trust. Incorporated by referenced as filed on Exhibit
     99.1 to the Registrant's 8-K filed on February 22, 2001.
(10) Administration Agreement, dated as of February 13, 2001, among the Series 2001-A Trust, World Omni Financial Corp., and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as indenture trustee, as relating to the Series 2001-A Trust. Incorporated by reference as filed on Exhibit
     99.2 to the Registrant's 8-K filed on February 22, 2001.
(11) Underwriting Agreement, dated as of December 5, 2001, among World Omni Financial Corp., WOAR LLC and ______________________, relating to the Series 2001-B Trust. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on December 21, 2001.
(12) Sale and Servicing Agreement, dated as of December 13, 2001, among the Series 2001-B Trust, WOAR LLC and World Omni Financial Corp., relating to the Series 2001-B Trust. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on December 21, 2001.
(13) Indenture, dated as of December 13, 2001, among the Series 2001-B Trust, WOAR LLC, and World Omni Financial Corp., as servicer, relating to the Series 2001-B Trust. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on December 21, 2001.
(14) Trust Agreement, dated as of December 13, 2001, among the Series 2001-B Trust and JPMorgan Chase Bank, as indenture trustee, relating to the Series 2001-B Trust. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on December 21, 2001.
(15) Receivables Purchase Agreement, dated as of December 13, 2001, between World Omni Financial Corp., as seller, and WOAR LLC, as purchaser, relating to the Series 2001-B Trust. Incorporated by reference as filed on
     Exhibit 99.1 to the Registrant's 8-K filed on December 21, 2001.
(16) Administration Agreement, dated as of December 13, 2001, among the Series 2001-B Trust, World Omni Financial Corp., as administrator, WOAR LLC, and JPMorgan Chase Bank, as indenture trustee, relating to the Series 2001-B Trust. Incorporated by reference as filed on Exhibit 99.2 to the Registrant's 8-K filed on December 21, 2001.
(17) Annual Officer's Certificate
(18) Annual Accountants' Report*
(19) Summary of Monthly Reports
*The Accountants' Report relates to compliance with the requirements of the Servicing Agreement. It is not being filed because the distribution of such Report is restricted to the parties to the Servicing Agreement. Per Statement on Auditing Standards AU 623.20 the restriction arises because the matters on which the accountant is reporting are set forth in a document that is not available to other persons. A copy of the Report will be provided to the Securities and Exchange Commission upon request, at which time the Registrant will request confidential treatment of the Report. The limited distribution of this type of Report was discussed at a SEC Regulations Committee meeting on March 7, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   World Omni Auto Receivables LLC
                                            (Registrant)

                                   BY: World Omni Financial Corp.,
                                        as Servicer


Date: __________, 2002             BY:/s/-------------------------------------
                                      Frank A. Armstrong
                                      Vice President and Chief Financial Officer
                                      World Omni Financial Corp.
                                     (Duly Authorized Officer of the Servicer
                                     on behalf of each of the Series 2000-A
                                     Trust, the Series 2001-A Trust and the
                                     Series 2001-B Trust)

EXHIBIT INDEX
                                                          Exhibit Page No.
(17)      Annual Officer's Certificate                          1
(18)     Annual Accountants' Report (not being filed)
(19)     Summary of Monthly Reports                             2