Form 10-K/A
period 2002-12-31
WORLD OMNI AUTO RECEIVABLES LLC
filed 2003-04-25
CIK 1083199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

10.1 Underwriting Agreement, dated as of July 13, 2000, among World Omni Financial Corp., WOAR LLC and First Union Securities, Inc., relating to the Series 2000-A Trust. Incorporated by reference as filed on
         Exhibit 1.1 to the Registrant's 8-K filed on September 12, 2000.
10.2 Sale and Servicing Agreement, dated as of June 1, 2000, among WOAR LLC, the Series 2000-A Trust, and World Omni Financial Corp., as servicer, relating to the Series 2000-A Trust. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on September 12, 2000.
10.3 Indenture, dated as of June 1, 2000, between the Series 2000-A Trust and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as indenture trustee, relating to the Series 2000-A Trust. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on September 12, 2000.
10.4 Trust Agreement, dated as of July 17, 2000, among WOAR LLC, The Bank of New York, as owner trustee, and The Bank of New York (Delaware), as Delaware trustee, relating to the Series 2000-A Trust. Incorporated by referenced as filed on Exhibit 4.1 to the Registrant's Pre-Effective Amendment No. 1 to Form S-3 Registration Statement filed on May 24, 2000
10.5 Underwriting Agreement, dated as of February 1, 2001, among World Omni Financial Corp., WOAR LLC and Credit Suisse First Boston Corporation, relating to the Series 2001-A Trust. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on February 22, 2001.
10.6 Sale and Servicing Agreement, dated as of February 13, 2001, among the Series 2001-A Trust, WOAR LLC, and World Omni Financial Corp., as servicer, relating to the Series 2001-A Trust. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on February 22, 2001.
10.7 Indenture, dated as of February 13, 2001, among the Series 2001-A Trust and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as indenture trustee, relating to the Series 2001-A Trust. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on February 22, 2001.
10.8 Trust Agreement, dated as of February 13, 2001, among WOAR LLC, The Bank of New York, as owner trustee, and The Bank of New York (Delaware), as Delaware trustee, relating to the Series 2001-A Trust. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on February 22, 2001.
10.9 Receivables Purchase Agreement, dated as of February 13, 2001, among World Omni Financial Corp., as seller, and WOAR LLC, as purchaser, relating to the Series 2001-A Trust. Incorporated by referenced as filed on Exhibit 99.1 to the Registrant's 8-K filed on February 22, 2001.
10.10 Administration Agreement, dated as of February 13, 2001, among the Series 2001-A Trust, World Omni Financial Corp., and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as indenture trustee, as relating to the Series 2001-A Trust. Incorporated by reference as filed on Exhibit 99.2 to the Registrant's 8-K filed on February 22, 2001.
10.11 Underwriting Agreement, dated as of December 5, 2001, among World Omni Financial Corp., WOAR LLC and Wachovia Securities, relating to the Series 2001-B Trust. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on December 21, 2001.
10.12 Sale and Servicing Agreement, dated as of December 13, 2001, among the Series 2001-B Trust, WOAR LLC and World Omni Financial Corp., relating to the Series 2001-B Trust. Incorporated by reference as filed on
         Exhibit 4.1 to the Registrant's 8-K filed on December 21, 2001.
10.13 Indenture, dated as of December 13, 2001, among the Series 2001-B Trust, WOAR LLC, and World Omni Financial Corp., as servicer, relating to the Series 2001-B Trust. Incorporated by reference as filed on
         Exhibit 4.2 to the Registrant's 8-K filed on December 21, 2001.
10.14 Trust Agreement, dated as of December 13, 2001, among the Series 2001-B Trust and JPMorgan Chase Bank, as indenture trustee, relating to the Series 2001-B Trust. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on December 21, 2001.
10.15 Receivables Purchase Agreement, dated as of December 13, 2001, between World Omni Financial Corp., as seller, and WOAR LLC, as purchaser, relating to the Series 2001-B Trust. Incorporated by reference as filed on Exhibit 99.1 to the Registrant's 8-K filed on December 21, 2001.
10.16 Administration Agreement, dated as of December 13, 2001, among the Series 2001-B Trust, World Omni Financial Corp., as administrator, WOAR LLC, and JPMorgan Chase Bank, as indenture trustee, relating to the Series 2001-B Trust. Incorporated by reference as filed on Exhibit 99.2 to the Registrant's 8-K filed on December 21, 2001.
10.17 Underwriting Agreement, dated as of June 25, 2002, relating to the Series 2002-A Trust. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on July 15, 2002.
10.18 Sale and Servicing Agreement, dated as of July 10, 2002, relating to the Series 2002-A Trust. Incorporated by reference as filed on Exhibit
         4.1 to the Registrant's 8-K filed on July 15, 2002.
10.19 Indenture, dated as of July 10, 2002, relating to the Series 2002-A Trust. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on July 15, 2002.
10.20 Trust Agreement, dated as of July 10, 2002, relating to the Series 2002-A Trust. Incorporated by reference as Exhibit 4.3 to the Registrant's 8-K filed on July 15, 2002.
10.21 Receivables Purchase Agreement, dated as of July 10, 2002, relating to the Series 2002-A Trust. Incorporated by reference as Exhibit 99.1 to the Registrant's 8-K filed on July 15, 2002.
10.22 Administration Agreement, dated as of July 10, 2002, relating to the Series 2002-A Trust. Incorporated by referenced as Exhibit 99.2 to the Registrant's 8-K filed on July 15, 2002.
99.1     Annual Officer's Certificate
99.2     Annual Accountants' Report
99.3     Summary of Monthly Reports
99.4     Certificate of Chief Financial Officer of the Servicer

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

                                       World Omni Auto Receivables LLC
                                               (Registrant)

                                       BY: World Omni Financial Corp.,
                                              as Servicer


Date: April 25, 2003                   BY:/s/---------------------------------
                                          Victor A. De Jesus
                                          Vice President and Chief Financial
                                          Officer
                                          World Omni Financial Corp.
                                          (Duly Authorized Officer of the
                                           Servicer on behalf of each of the
                                           Series 2000-A Trust, the
                                           Series 2001-A Trust, the
                                           Series 2001-B Trust, and the
                                           Series 2002-A Trust)

                                  EXHIBIT INDEX

99.1     Annual Officer's Certificate
99.2     Annual Accountants' Report
99.3     Summary of Monthly Reports
99.4     Certification of Chief Financial Officer of Servicer